Form 10-Q
period 2008-06-30
Sunshine Financial Inc.
filed 2008-09-26
CIK 1429469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:      000-53369

SUNSHINE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

United States	30-0484296
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

1400 East Park Avenue, Tallahassee, Florida  32301
(Address of principal executive offices; Zip Code)

 (850) 219-7200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [  ]No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                         Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:  At September 25, 2008, there were no shares of the issuers' common stock outstanding.

SUNSHINE FINANCIAL, INC.

Index

Page Number
PART IFINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Earnings for the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2008 and 2007 (Unaudited)	3-4
Notes to Condensed Consolidated Financial Statements	5-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	17
PART II OTHER INFORMATION
Item 1. Legal Proceedings Item 1A. Risk Factors	18 18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
SIGNATURES	19
EXHIBIT INDEX	20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

	At June 30, 2008	At December 31, 2007
	(Unaudited)
Assets

Cash and due from banks	$1,514	2,127
Interest-bearing deposits with banks	1,994	17,386
Federal funds sold	17,525	5,002

Cash and cash equivalents	21,033	24,515

Securities held to maturity	6,090	-
Loans, net of allowance for loan losses of $1,484 and $1,423	130,986	125,602
Premises and equipment, net	3,791	3,553
Federal Home Loan Bank stock, at cost	283	246
Deferred income taxes	909	570
Accrued interest receivable	469	458
Other assets	2,141	1,981

Total assets	$165,702	156,925

Liabilities and Retained Earnings

Liabilities:
Noninterest-bearing deposit accounts	20,195	20,330
Money-market deposit accounts	19,111	18,381
Savings accounts	31,606	31,204
Time deposits	76,560	67,653

Total deposits	147,472	137,568

Borrowings	-	500
Official checks	274	296
Advances by borrowers for taxes and insurance	132	-
Other liabilities	598	776

Total liabilities	148,476	139,140

Retained earnings	17,226	17,785

Total liabilities and retained earnings	$165,702	156,925

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,074	2,156	4,110	4,276
Other	143	109	339	199

Total interest income	2,217	2,265	4,449	4,475

Interest expense on deposit accounts	1,060	757	2,108	1,401
Interest expense on borrowings	-	-	4	1

Total interest expense	1,060	757	2,112	1,402

Net interest income	1,157	1,508	2,337	3,073

Provision for loan losses	211	150	436	375

Net interest income after provision for loan losses	946	1,358	1,901	2,698

Noninterest income:
Fees and service charges on deposit accounts	482	563	952	1,089
Fees and charges on loans	46	61	100	166
Other	-	1	-	1

Total noninterest income	528	625	1,052	1,256

Noninterest expenses:
Salaries and employee benefits	1,127	1,059	2,275	2,153
Occupancy and equipment	266	275	565	503
Data processing services	217	218	381	397
Professional fees	32	96	78	187
Advertising and promotion	70	31	129	60
Stationary and supplies	25	25	50	42
Other	216	235	372	443

Total noninterest expenses	1,953	1,939	3,850	3,785

(Loss) earnings before income tax benefit	(479)	44	(897)	169

Income tax benefit	(181)	-	(338)	-

Net (loss) earnings	$(298)	44	(559)	169

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(559)	169
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation	208	265
Provision for loan losses	436	375
Deferred income tax benefit	(339)	-
Net amortization of deferred loan fees and costs	31	38
(Increase) decrease in accrued interest receivable	(11)	62
(Increase) decrease in other assets	(160)	174
Decrease in NCUSIF deposit	-	19
Decrease in official checks	(22)	(8)
Net increase in advances by borrowers for taxes and insurance	132	-
Decrease in other liabilities	(178)	(1)

Net cash (used in) provided by operating activities	(462)	1,093
Cash flows from investing activities:
Purchase of held-to-maturity securities	(6,090)	-
Net increase in loans	(5,851)	(5,840)
Net purchases of premises and equipment	(446)	(77)
(Purchase of) proceeds from sale of Federal Home Loan Bank stock	(37)	45

Net cash used in investing activities	(12,424)	(5,872)

Cash flows from financing activities:
Net increase in deposits	9,904	7,479
Net decrease in borrowings	(500)	-

Net cash provided by financing activities	9,404	7,479

(Decrease) increase in cash and cash equivalents	(3,482)	2,700

Cash and cash equivalents at beginning of period	24,515	10,701

Cash and cash equivalents at end of period	$21,033	13,401

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information-
Cash paid during the period for:

Income taxes	$-	-

Interest	$2,108	1,401

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.
Basis of Presentation. The unaudited, condensed consolidated financial statements include the consolidated results of operations of Sunshine Financial, Inc. ("Company" or "Sunshine Financial") and its subsidiary, Sunshine Savings Bank ("Bank").  These financial statements do not include the accounts of the Company's parent company, Sunshine Savings MHC.  These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and six-month periods ended June 30, 2008 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, included in the Company's Registration Statement on Form S-1.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance at beginning of period	$1,453	1,500	1,423	1,526
Provision for loan losses	211	150	436	375
Charge-offs	(200)	(322)	(433)	(623)
Recoveries	20	40	58	90

Balance at end of period	$1,484	1,368	1,484	1,368

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2008	2007

Nonaccrual loans	$1,475	239
Past due ninety days or more, still accruing	-	-

	$1,475	239

The Company has not identified any individual loans as impaired.

3.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2008, the Bank was in compliance with its regulatory capital requirements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

4.
Adoption of Plan of Reorganization and Stock Issuance.  On January 29, 2008, the Board of Directors unanimously adopted a Plan of Reorganization and Stock Issuance (the "Plan") pursuant to which the Bank proposes to reorganize from a federally-chartered mutual savings bank into a federally-chartered mutual holding company structure (the "Reorganization") under the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision ("OTS").  The Mutual Holding Company ("MHC") will be owned by, and exclusive voting rights will be vested in, the members of the Bank.  As part of the Reorganization, the Bank will convert to a federal stock savings bank (the "Stock Bank") and will establish a federal stock holding company (the "Stock Holding Company") that will be a majority-owned subsidiary of the MHC at all times so long as the MHC structure is maintained.  As part of the Reorganization and concurrently with it, the Stock Holding Company intends to undertake a stock issuance through the offering of up to 49% of its to be outstanding common stock (the "Common Stock") in the stock offering (the "Stock Offering").  The remaining common stock to be outstanding will be issued to the MHC.

The Stock Offering provides that nontransferable subscription rights to purchase Stock Holding Company Common Stock be offered first to Eligible Account Holders of record as of the Eligibility Record Date, then to the Bank's Tax-Qualified Employee Plans, then to Supplemental Eligible Account Holders of record as of the Supplemental Eligibility Record Date, and then to Other Members.  Concurrently with, at any time during, or promptly after the Subscription Offering, and on a lowest priority basis, an opportunity to subscribe be offered to the general public in a Direct Community Offering or a Public Offering.  The price of the Stock Holding Company Common Stock will be based upon an independent appraisal of the Bank.

Through June 30, 2008, the Bank incurred approximately $348,000 in stock offering costs.  Should the offering be successful, these offering costs plus any additional costs will be accounted for as a reduction from the proceeds received.  Should the offering be unsuccessful, these amounts plus any additional costs will be charged to expense.

On September 18, 2008, the Bank announced that Sunshine Financial its proposed holding company, has extended the community offering phase of its stock offering.  The subscription offering phase to certain depositors of the Bank and other eligible subscribers expired at 12:00 p.m., Eastern time, on September 16, 2008.  Sunshine Financial will hold all subscribers' funds received to date, with interest on those funds continuing to accrue until the completion of the offering as disclosed in its prospectus dated August 12, 2008.  Sunshine Financial may terminate the community offering at any time.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

4.
Adoption of Plan of Reorganization and Stock Issuance, Continued.  In addition, Sunshine Financial announced that it has increased the individual purchase limitation and the overall group purchase limitation of the common stock sold in the offering (688,500 shares at the minimum of the offering range and 931,500 shares at the maximum of the offering range) to 34,425 shares.  Persons who submitted orders in the subscription offering at the original maximum individual purchase limit or overall purchase limitation may increase their order by submitting an additional stock order form with full payment for the additional shares ordered.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report and in future filings by Sunshine Financial with the SEC, in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements.  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Sunshine Financial's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Sunshine Financial's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Sunshine Financial wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Sunshine Financial's financial performance and could cause Sunshine Financial's actual results for future periods to differ materially from those anticipated or projected.

Sunshine Financial does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

On July 1, 2007, Sunshine Savings Bank (the "Bank") converted its charter from a state-chartered credit union to a federally-chartered savings bank.  On that date the name was changed from Sunshine State Credit Union to Sunshine Savings Bank, and we became a taxable organization.  The banking operations are conducted through four offices in Tallahassee, Florida and one office in Broward County, Florida.  The Bank's deposits are insured to the extent of the law, by the Federal Deposit Insurance Corporation.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences, home equity loans and lines of credit, and direct automobile, credit card and other consumer loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  We have adopted a plan of reorganization and stock issuance, primarily to increase our capital to grow our loan portfolio and to continue to build our franchise.

Sunshine Savings Bank is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities of the Bank include primarily deposits, borrowings, payments on loans and income provided from operations.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

The Bank's earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Bank's earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, commission income, other income, operating expenses and income taxes.

Over the last year, our net interest margin has narrowed and the level of our nonperforming loans has increased. These trends are primarily attributable to our change in lending emphasis from higher risk and higher rate consumer automobile and unsecured lending to lower risk and lower yielding single-family mortgage lending, the effect of rapidly declining short-term interest rates and the economic slowdown that began during this period.  As rates have declined, our yields on adjustable rate loans also declined. While funding costs also moved significantly lower, the more immediate impact of lower rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin. This decline was compounded by the adverse effect of an increase in the level of nonaccrual loans and other nonperforming assets. Reflecting these generally lower market interest rates as well as the changes in our asset mix and a higher level of nonaccrual loans, the yield on earning assets for the six months ended June 30, 2008 decreased by 116 basis points compared to the prior year's six month period, while funding costs for the six months ended June 30, 2008 increased by 56 basis points compared to the same period last year, as we increased the amount of higher costing certificates of deposit as a percentage of our overall deposits.  Approximately $30.8 million, or 40.2%, of our total certificates will mature from July 1, 2008 through December 31, 2008, which are costing an average rate of 5.06%. Likewise, our net interest rate-spread declined to 2.48% for the six months ended June 30, 2008 as compared to 4.20% for the same period last year. Importantly, during the first six months of 2008, the Federal Reserve was aggressively lowering short-term interest rates.  Due to the timing of those changes, we anticipate further compression of our net interest margin over the next quarter, despite the fact that funding costs are expected to continue declining.  In addition, to the extent the economic slowdown continues or worsens, our nonperforming assets may increase, further negatively impacting our earnings.

Following the completion of the offering, we anticipate that our operating expenses will increase as a result of our branch expansion strategy and the costs associated with being a public company.  We also expect, however, to decrease the level of discretionary contributions to our existing benefit plans to  substantially offset the projected cost of our proposed stock based benefit plans. While these additional expenses will negatively impact earnings, we do not expect them to offset the additional income we expect to receive by leveraging the proceeds from our stock offering.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses and accounting for deferred income taxes.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical industry loss experience adjusted for qualitative factors.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.  In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Deferred Tax Assets.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The realization of deferred tax assets is dependent on results of future operations.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General.  Total assets increased $8.8 million, or 5.6%, to $165.7 million at June 30, 2008 from $156.9 million at December 31, 2007. The increase in total assets was due primarily to increases in securities and in our loan portfolio, offset by a decrease in cash and cash equivalents.  Securities increased by $6.1 million at June 30, 2008 from none at December 31, 2007, while our loan portfolio increased $5.4 million since December 31, 2007, which was offset by a $3.5 million decrease in cash and cash equivalents.  The increase in total assets was funded by an increase in our time deposits.

Loans.  Our loan portfolio increased $5.4 million, to $131.0 million at June 30, 2008 from $125.6 million at December 31, 2007.  Our one- to four-family real estate mortgage loans increased $6.7 million and other secured loans increased $3.2 million.  These increases were offset by a decrease in automobile loans of $3.3 million, and a decrease in credit card and unsecured loans of $1.2 million. The decrease in automobile and credit card and unsecured loans was primarily due to a combination of more stringent underwriting policies and a greater emphasis on providing mortgage lending.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that have been estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components.  We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors.  The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.  A separate valuation of known losses for individual impaired large-balance, non-homogeneous loans is also established. Impaired loans are loans that we believe are probable of not being paid in accordance with the loan agreement. The allowance for loan losses on individually analyzed loans includes one- to four-family and consumer loans, where management has concerns about the borrower's ability to repay.  Loss estimates include the difference between the estimated current fair value of the collateral and the loan amount due.

Our allowance for loan losses at June 30, 2008 was $1.5 million or 1.13% of net loans receivable, compared to $1.4 million or 1.12% of net loans receivable at December 31, 2007.  Nonperforming loans increased to $1.5 million at June 30, 2008 from $1.4 million at December 31, 2007.  Nonperforming loans to total loans increased to 1.11% at June 30, 2008 from 1.10% at December 31, 2007.

Deposits.  Total deposits increased $9.9 million to $147.5 million at June 30, 2008 from $137.6 million at December 31, 2007.  This increase was due primarily to an $8.9 million or 13.2% increase in time deposits.  The increase in our time deposits was the result of paying more competitive interest rates and our recent access to the general public for deposits as we had no field of membership limitation since our conversion to a thrift charter.

Equity.  Total equity decreased $559,000 to $17.2 million at June 30, 2008 or 10.40% of total assets, from $17.8 million at December 31, 2007.  This decrease was solely due to the net operating loss for the six months ended June 30, 2008.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Results of Operation for the Three Months Ended June 30, 2008 and 2007

General.  Net loss for the three months ended June 30, 2008 was $298,000 compared to net earnings of $44,000 for the three months ended June 30, 2007.  The earnings (net loss) represent an annualized return on average assets of (0.73)% for the three months ended June 30, 2008 and 0.13% for the three months ended June 30, 2007.  The decrease in net earnings was due primarily to a decrease in our interest-rate spread.  The average yield on assets decreased to 5.73% for the three months ended June 30, 2008 from 7.00% for the three months ended June 30, 2007.  This decline was expected due to a change in emphasis from higher risk and higher rate consumer automobile and unsecured lending to lower risk and lower yielding single-family mortgage lending.  In addition, the average cost of liabilities increased to 3.32% for the three months ended June 30, 2008 from 3.00% for the three months ended June 30, 2007, primarily due to the higher volume of certificate of deposit accounts.

Net Interest Income.  Net interest income decreased $351,000, or 23.3%, to $1.2 million for the three months ended June 30, 2008 from $1.5 million for the same period in 2007 as the increase in the average balance of our loan portfolio was not enough to offset the lower rates we were earning on our loans and increased costs of our deposits.  Our interest-rate spread decreased to 2.42% for the three months ended June 30, 2008 from 4.00% for the same period in 2007, while our net interest margin declined to 3.13% at June 30, 2008 from 4.42% at June 30, 2007.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2008 decreased to 121.0% at June 30, 2008, from 128.1% as of June 30, 2007.

Interest Income. Interest income for the three months ended June 30, 2008 decreased $48,000 to $2.2 million from the same period ending June 30, 2007.  While the total interest income remained relatively stable, the yield on loans decreased to 6.44% for the three months ended June 30, 2008 from 7.11% for the three months ended June 30, 2007, primarily the result of emphasizing lower yielding and lower risk mortgage loan products.   In addition, the yield on other interest earning assets decreased to 2.26% for the three months ended June 30, 2008 from 5.30% for the three months ended June 30, 2007, primarily the result of lower rates on other interest-bearing assets.  The overall yield on average earning assets decreased to 5.73% from 7.00% for the same period due to lower yielding loans and federal funds sold.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $1.1 million compared to $757,000 for the same period in 2007, an increase of $303,000.  The increase was primarily the result of an increase in the average balance of time deposits, offset by a decrease in the average rate of paid on time deposits.  Average time deposits increased to $77.5 million for the three month period ended June 30, 2008 from $49.0 million for the same period in 2007 and the average rate paid on time deposits decreased to 4.61% from 4.76%.  Approximately $30.8 million, or 40.2%, of total time deposits will mature from July 1, 2008 through December 31, 2008, which are costing us an average rate of 5.06%.  It is expected, based on our historical experience, that these time deposits would most likely be retained by us at lower rates, based on the recent reductions by the U.S. Federal Reserve Board in the federal funds rate, thus reducing our overall cost of funds.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral,  prevailing economic conditions and current risk factors specifically related to each loan type.  See "- Critical Accounting Policies -- Allowance for Loan Loss" for a description of the manner in which the provision for loan losses is established.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Based on management's evaluation of these factors, we recorded a provision for loan losses of $211,000 for the three months ended June 30, 2008 and $150,000 for the same period in 2007.  The provision for loan losses reflected the growth in our loan portfolio between these two periods and the increase in one- to four-family mortgage loans and home equity loans which require a smaller contribution to the allowance for loan losses than if our growth consisted of higher risk loans. Net charge-offs for the three months ended June 30, 2008 were $180,000 compared to $282,000 for the three month period ended June 30, 2007.  For the second quarter of 2008, net charge-offs consisted of $105,000 for credit card and unsecured loans, $34,000 for one- to four-family mortgage loans, $31,000 for automobile loans, $6,000 for home equity loans and $4,000 for other secured consumer loans.  For the same period in 2007, net charge-offs consisted of $125,000 for automobile loans, $84,000 for home equity loans and $73,000 for credit card and unsecured loans.

Nonperforming loans to total loans at June 30, 2008 were 1.11% compared to 0.19% at June 30, 2007. One- to four-family mortgage loans accounted for almost all of the increase in nonperforming loans between the periods. Because of the lower level of historical loss associated with these loans, the adverse effect on our allowance for loan loss of an increase in nonperforming loans was partially mitigated. In addition, the amount of repossessed automobiles declined during the second quarter of 2008 compared to the same quarter last year, reducing the amount of allowance established for losses upon sale of these automobiles. The allowance for loan losses to net loans receivable was 1.13% at June 30, 2008 compared to 1.11% at June 30, 2007.

Noninterest Income. Noninterest income for the three months ended June 30, 2008 declined $97,000 to $528,000 compared to $625,000 for the same period in 2007.  Loan fees and service charges on deposit accounts decreased by $16,000 and $81,000, respectively, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007 due to a reduction in our fee schedule and the number of demand accounts.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2008 remained approximately the same at $2.0 million compared to $1.9 million for the same period in 2007.  The largest increase occurred in salaries and employee benefits which was attributable to normal merit pay increases as well as increased insurance costs.  This was offset by decreases in other noninterest expense.  The number of full-time equivalent employees at June 30, 2008 and June 30, 2007 was 77.

Income Taxes. For the three months ended June 30, 2008, we recorded an income tax benefit of $181,000 on a before tax loss of $479,000.  Due to credit unions being not-for-profit organizations, we were not subject to federal or state income taxes for the three months ended June 30, 2007.  As a result of our charter conversion to a mutual savings bank on July 1, 2007, we became a for-profit, taxable organization.  Beginning July 1, 2007, our earnings as a savings bank were subject to federal and state income taxes at a combined rate of 37.6%.  Had our earnings in 2007 been subject to income taxes, we would have recorded tax provision of $16,000 and our net earnings after income taxes would have been $28,000.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Results of Operation for the Six Months Ended June 30, 2008 and 2007

General.  Net loss for the six months ended June 30, 2008 was $559,000 compared to net earnings of $169,000 for the six months ended June 30, 2007.  The earnings represent an annualized return on average assets of (0.70) % for the six months ended June 30, 2008 and 0.25% for the six months ended June 30, 2007.  The decrease in net earnings was due primarily to a decrease in our interest-rate spread.  The average yield on assets decreased to 5.88% for the six months ended June 30, 2008 from 7.04% for the six months ended June 30, 2007.  This decline was expected due to a change in emphasis from higher risk and higher rate consumer automobile and unsecured lending to lower risk and lower yielding single-family mortgage lending.  In addition, the average cost of liabilities increased to 3.40% for the six months ended June 30, 2008 from 2.84% for the six months ended June 30, 2007, primarily due to the higher cost and volume of certificate of deposit accounts.

Net Interest Income.  Net interest income decreased $736,000, or 24.0%, to $2.3 million for the six months ended June 30, 2008 from $3.1 million for the same period in 2007 as the increase in the average balance of our loan portfolio was not enough to offset the lower rates we were earning on our loans and increased costs of our deposits.  Our interest-rate spread decreased to 2.48% for the six months ended June 30, 2008 from 4.20% for the same period in 2007, while our average net interest margin declined to 3.13% at June 30, 2008 from 4.42% at June 30, 2007.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2008 decreased to 121.8% at June 30, 2008, from 128.8% as of June 30, 2007.

Interest Income.  Interest income for the six months ended June 30, 2008 decreased $26,000 to $4.4 million from the same period ending June 30, 2007.  While the total interest income remained relatively stable, the yield on loans decreased to 6.49% for the six months ended June 30, 2008 from 7.12% for the six months ended June 30, 2007, primarily the result of emphasizing lower yielding and lower risk mortgage loan products.   In addition, the yield on other interest-earning assets decreased to 2.70% for the six months ended June 30, 2008 from 5.61% for the six months ended June 30, 2007, primarily the result of lower rates on other interest-bearing assets.  The overall yield on average earning assets decreased to 5.88% from 7.04% for the same period due to lower yielding loans and federal funds sold.

Interest Expense. Interest expense for the six months ended June 30, 2008 was $2.1 million compared to $1.4 million for the same period in 2007, an increase of $0.7 million.  The increase was primarily the result of an increase in both the average balance and the average rate paid on time deposits. Average time deposits increased to $74.3 million for the six month period ended June 30, 2008 from $45.4 million for the same period in 2007 and the average rate paid on time deposits increased to 4.78% from 4.60%.

Provision for Loan Losses.  For the six months ended June 30, 2008 the provision for loan losses was $436,000 and $375,000 for the same period in 2007.  The provision for loan losses reflected the growth in our loan portfolio between these two periods and the increase in one- to four-family mortgage loans and home equity loans which require a smaller contribution to the allowance for loan losses than if our growth consisted of higher risk loans. Net charge-offs for the six months ended June 30, 2008 were $375,000 compared to $533,000 for the six month period ended June 30, 2007. For the first half of 2008, net charge-offs consisted of $200,000 for credit card and unsecured loans, $34,000 for one- to four-family mortgage loans, $116,000 for automobile loans, $22,000 for home equity loans and $3,000 for other secured consumer loans.  For the same period in 2007, net charge-offs consisted of $266,000 for automobile loans, $85,000 for home equity loans and $182,000 for credit card and unsecured loans.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Noninterest Income. Noninterest income for the six months ended June 30, 2008 declined $204,000 to $1,052,000 compared to $1,256,000 for the same period in 2007.  Loan fees and service charges on deposit accounts decreased by $66,000 and $138,000, respectively, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 due to a reduction in our fee schedule and the number of demand accounts.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2008 was $3.85 million, compared to $3.79 million for the same period in 2007.  The largest increase occurred in salaries and employee benefits which was attributable to an increase in employees, normal merit pay increases as well as increased insurance costs.

Income Taxes. For the six months ended June 30, 2008, we recorded an income tax benefit of $338,000 on a before tax loss of $897,000.  Had our earnings in 2007 been subject to income taxes, we would have recorded tax provision of $63,000 and our net earnings after income taxes would have been $106,000.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2008 and the year ended December 31, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at June 30, 2008, is as follows (in thousands):

Off-balance sheet loan commitments:
Commitments to make loans	$1,369
Unused lines of credit	15,742
Total loan commitments	$17,111

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Capital

Sunshine Savings Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at June 30, 2008, Sunshine Savings Bank exceeded these requirements as of that date and continues to exceed them as of the date of this report.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a "well-capitalized" status under the capital categories of the OTS.  Based on capital levels at June 30, 2008, Sunshine Savings Bank was considered to be well-capitalized.  In addition, as part of our conversion to a federally-chartered savings bank, Sunshine Savings Bank is required to maintain a minimum Tier I capital to total assets ratio of no less than 8% for three years of operation.

The following table sets forth our regulatory capital ratios at June 30, 2008:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Core capital (to total adjusted assets)	$16,076	9.77%	$6,582	4.00%	$8,227	5.00%
Core capital (to risk-weighted assets)	$16,076	14.92%	$4,308	4.00%	$6,464	6.00%
Risked-based capital (to risk-weighted assets)	$17,423	16.17%	$8,618	8.00%	$10,773	10.00%

       The capital raised in our pending offering, with net proceeds estimated to be between $6.1 million and $9.9 million, will significantly increase our regulatory capital levels and ratios.  Based upon our existing capital, and the capital to be raised in our pending offering, we believe that we will have sufficient capital to carry out our proposed business plan for at least the next year and to meet any applicable regulatory capital requirements during that period.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.   While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.   Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates.   The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those good and services normally purchased by Sunshine Savings Bank.   In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.   In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.   In other years, the opposite may occur.

Item 3.       Quantitative and Qualitative Controls Disclosures About Market Risk

Not required for smaller reporting companies.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 4T.        Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and nonfinancial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and use of Proceeds

(a)  Recent Sales of Unregistered Securities

Nothing to report.

(b) Use of Proceeds

Nothing to report.

(c) Stock Repurchases

Nothing to report.

Item 3.    Defaults Upon Senior Securities

Nothing to report.

Item 4.      Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.      Other Information

Nothing to report.

Item 6.  Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANCIAL, INC.

Date: September 25, 2008	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: September 25, 2008	By:	/s/ Scott A. Swain
Scott A. Swain
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits		Reference to Prior Filing or Exhibit No. Attached Hereto

2.0	Plan of Reorganization and Stock Issuance	*

3.1	Charter for Sunshine Financial, Inc.	**

3.2	Bylaws of Sunshine Financial, Inc.	**

4.0	Form of Stock Certificate of Sunshine Financial, Inc.	**

10.1	Form of Employment Agreement entered into with Louis O. Davis	**

10.2	Director Fee Arrangements	**

14.	Code of Business Conduct and Ethics	+

15	Letter on unaudited interim financial information	None

18	Letter re change in accounting principles	None

19	Reports furnished to security holders	None

20	Other documents to security holders or incorporated by reference	None

22	Published report on matters submitted for shareholder vote	None

23	Consents	None

24	Power of Attorney	None

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2

32	Section 1350 Certification	32

*	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company’s Form S–1 registration statement filed on July 8, 2008 (File No. 333–151131) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to the Company’s Form S-1 registration statement filed on May 23, 2008 (File No. 333–151131) pursuant to Section 5 of the Securities Act of 1933.
+	Company is in formation and will not be chartered until the closing of its stock offering. It will adopt a Code of Conduct and Ethics at its organization.