Form 10-Q
period 2008-09-30
Sunshine Financial Inc.
filed 2008-11-14
CIK 1429469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:  At November 14, 2008, there were no shares of the issuers' common stock outstanding.

SUNSHINE FINANCIAL, INC.

Index

Page Number
PART IFINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)	3-4
Notes to Condensed Consolidated Financial Statements	5-7
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	8-16
Item 3.Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	17
PART IIOTHER INFORMATION
Item 1. Legal Proceedings Item 1A. Risk Factors	18 18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
SIGNATURES	19
EXHIBIT INDEX	20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(In thousands)

	At September 30, 2008	At December 31, 2007
	(Unaudited)
Assets

Cash and due from banks	$2,047	2,127
Interest-bearing deposits with banks	3,427	17,386
Federal funds sold	7,010	5,002

Cash and cash equivalents	12,484	24,515

Securities held to maturity	5,851	-
Loans, net of allowance for loan losses of $1,552 and $1,423	135,686	125,602
Premises and equipment, net	3,790	3,553
Federal Home Loan Bank stock, at cost	283	246
Deferred income taxes	1,038	570
Accrued interest receivable	460	458
Other assets	2,313	1,981

Total assets	$161,905	156,925

Liabilities and Retained Earnings
Liabilities:
Noninterest-bearing deposit accounts	19,580	20,330
Money-market deposit accounts	18,323	18,381
Savings accounts	29,927	31,204
Time deposits	73,633	67,653

Total deposits	141,463	137,568

Advances for stock subscriptions	2,238	-
Borrowings	-	500
Official checks	274	296
Advances by borrowers for taxes and insurance	309	-
Other liabilities	613	776

Total liabilities	144,897	139,140

Retained earnings	17,008	17,785

Total liabilities and retained earnings	$161,905	156,925

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,144	2,183	6,254	6,459
Securities, held to maturity	75	-	87	-
Other	80	93	407	292

Total interest income	2,299	2,276	6,748	6,751

Interest expense on deposit accounts	975	849	3,083	2,249
Interest expense on borrowings	-	-	4	1

Total interest expense	975	849	3,087	2,250

Net interest income	1,324	1,427	3,661	4,501

Provision for loan losses	195	150	631	525

Net interest income after provision for loan losses	1,129	1,277	3,030	3,976

Noninterest income:
Fees and service charges on deposit accounts	512	536	1,465	1,625
Fees and charges on loans	49	61	148	227
Other	-	8	-	9

Total noninterest income	561	605	1,613	1,861

Noninterest expenses:
Salaries and employee benefits	1,158	1,108	3,433	3,262
Occupancy and equipment	323	265	888	767
Data processing services	212	199	593	596
Professional fees	45	22	123	209
Advertising and promotion	31	48	160	109
Stationary and supplies	23	57	73	99
Other	247	239	618	682

Total noninterest expenses	2,039	1,938	5,888	5,724

(Loss) earnings before income tax benefit	(349)	(56)	(1,245)	113

Income taxes (benefit)	(131)	(429)	(468)	(429)

Net (loss) earnings	$(218)	373	(777)	542

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(777)	534
Adjustments to reconcile net (loss) earnings to net cash from operating activities:
Depreciation	337	370
Provision for loan losses	631	525
Deferred income tax benefit	(468)	(429)
Accretion of discounts on securities	(2)	-
Net amortization of deferred loan fees and costs	41	71
(Increase) decrease in accrued interest receivable	(2)	16
(Increase) decrease in other assets	(332)	334
Decrease in NCUSIF deposit	-	1,118
Decrease in official checks	(22)	(8)
Net increase in advances by borrowers for taxes and insurance	309	-
(Decrease) increase in other liabilities	(163)	92

Net cash (used in) provided by operating activities	(448)	2,623
Cash flows from investing activities:
Purchase of held-to-maturity securities	(5,849)	-
Net increase in loans	(10,756)	(6,450)
Net purchases of premises and equipment	(574)	(105)
(Purchase of) proceeds from sale of Federal Home Loan Bank stock	(37)	45

Net cash used in investing activities	(17,216)	(6,510)

Cash flows from financing activities:
Net increase in deposits	3,895	11,339
Increase in advances for stock subscriptions	2,238	-
Net decrease in borrowings	(500)	-

Net cash provided by financing activities	5,633	11,339

(Decrease) increase in cash and cash equivalents	(12,031)	7,452

Cash and cash equivalents at beginning of period	24,515	10,701

Cash and cash equivalents at end of period	$12,484	18,153

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information-
Cash paid during the period for:

Income taxes	$-	-

Interest	$3,085	2,249

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.
Basis of Presentation. The unaudited, condensed consolidated financial statements include the consolidated results of operations of Sunshine Financial, Inc. ("Company" or "Sunshine Financial") and its subsidiary, Sunshine Savings Bank ("Bank").  These financial statements do not include the accounts of the Company's parent company, Sunshine Savings MHC.  These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and nine-month periods ended September 30, 2008 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, included in the Company's Registration Statement on Form S-1.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at beginning of period	$1,484	1,368	1,423	1,526
Provision for loan losses	195	150	631	525
Charge-offs	(169)	(240)	(601)	(863)
Recoveries	42	47	99	137

Balance at end of period	$1,552	1,325	1,552	1,325

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2008	2007

Nonaccrual loans	$1,946	275
Past due ninety days or more, still accruing	-	-

	$1,946	275

The Company has not identified any individual loans as impaired.

4.
Regulatory Capital.  The Bank is required to maintain certain minimum regulatory capital requirements.  At September 30, 2008, the Bank was in compliance with its regulatory capital requirements, and was considered to be “well-capitalized.”

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

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

The Stock Offering provides that nontransferable subscription rights to purchase Stock Holding Company Common Stock be offered first to Eligible Account Holders of record as of the Eligibility Record Date, then to the Bank's Tax-Qualified Employee Plans, then to Supplemental Eligible Account Holders of record as of the Supplemental Eligibility Record Date, and then to Other Members.  Concurrently with, at any time during, or promptly after the Subscription Offering, and on a lowest priority basis, an opportunity to subscribe will be offered to the general public in a Direct Community Offering or a Public Offering.  The price of the Stock Holding Company Common Stock will be based upon an independent appraisal of the Bank.

Through September 30, 2008, the Bank incurred approximately $423,000 in stock offering costs.  Should the offering be successful, these offering costs plus any additional costs will be accounted for as a reduction from the proceeds received.  Should the offering be unsuccessful, these amounts plus any additional costs will be charged to expense.

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

In addition, Sunshine Financial announced that it has increased the individual purchase limitation and the overall group purchase limitation of the common stock sold in the offering (688,500 shares at the minimum of the offering range and 931,500 shares at the maximum of the offering range) to 34,425 shares.  Persons who submitted orders in the subscription offering at the original maximum individual purchase limit or overall purchase limitation may increase their order by submitting an additional stock order form with full payment for the additional shares ordered. For subscribers who wish to increase their order, Sunshine Financial must receive the completed stock order form, with full payment or direct deposit account withdrawal authorization, not later than Noon, Eastern time, on September 29, 2008. Interested persons should request offering materials and return stock order forms promptly. All other eligible subscribers who properly completed and timely submitted a stock order form will be allocated the number of shares of common stock requested in their stock order form and can submit an additional order in the extended community offering, if desired.  Sunshine Financial may terminate the community offering at any time.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements, Continued

4.	Adoption of Plan of Reorganization and Stock Issuance, Continued.
On November 3, 2008, the Bank announced that Sunshine Financial Inc., its proposed holding company, received approval from the Office of Thrift Supervision, its primary regulator, to extend its stock offering period until January 29, 2009.  In connection with the extension, Sunshine Financial is seeking a reduction in the offering range of its common stock, which is subject to the Office of Thrift Supervision’s approval.

As of September 30, 2008, the Bank had $2.2 million in advances for stock subscriptions which will earn 0.75% and will be returned to the subscriber if the stock transaction is not successful.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

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

Over the last year, our net interest margin has narrowed and the level of our nonperforming loans has increased. These trends are primarily attributable to our change in lending emphasis from higher risk and higher rate consumer automobile and unsecured lending to lower risk and lower yielding single-family mortgage lending, the effect of rapidly declining short-term interest rates and the economic slowdown that began during this period.  As rates have declined, our yields on adjustable rate loans also declined. While funding costs also moved significantly lower, the more immediate impact of lower rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin. This decline was compounded by the adverse effect of an increase in the level of nonaccrual loans and other nonperforming assets. Reflecting these generally lower market interest rates as well as the changes in our asset mix and a higher level of nonaccrual loans, the yield on earning assets for the nine months ended September 30, 2008 decreased by 101 basis points compared to the prior year's nine month period, while funding costs for the nine months ended September 30, 2008 increased by 34 basis points compared to the same period last year, as we increased the amount of higher costing certificates of deposit as a percentage of our overall deposits.  Likewise, our net interest rate-spread declined to 2.66% for the nine months ended September 30, 2008 as compared to 4.01% for the same period last year. Importantly, during the first nine months of 2008, the Federal Reserve was aggressively lowering short-term interest rates.  Due to the timing of those changes, we anticipate further compression of our net interest margin over the next quarter, despite the fact that funding costs are expected to continue declining.  In addition, to the extent the economic slowdown continues or worsens, our nonperforming assets may increase, further negatively impacting our earnings.

The Bank has received approval from the Office of Thrift Supervision to relocate two of its existing branches which is expected to reduce annual expenses associated with their operation by approximately $225,000.  However, we also expect our operating costs to increase as a result of an increase in Federal Deposit Insurance premiums.  These premiums are expected to increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for Federal Deposit Insurance Corporation assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The Federal Deposit Insurance Corporation has proposed increasing the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Additionally, following the completion of the offering, we anticipate that our operating expenses will also increase as a result of our branch expansion strategy and the costs associated with being a public company.  We also expect, however, to decrease the level of discretionary contributions to our existing benefit plans to  substantially offset the projected cost of our proposed stock based benefit plans. While these additional expenses will negatively impact earnings, we do not expect them to offset the additional income we expect to receive by leveraging the proceeds from our stock offering.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  At this time, the Company has not determined whether or not it will participate in this program.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest-bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 18, 2008 to opt out of these two programs.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At September 30, 2008, we had no accounts in excess of $250,000.

The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.  EESA, TARP and the FDIC’s recent regulatory initiatives may not have the desired effect.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

    General.  Total assets increased $5.1 million, or 3.3%, to $162.0 million at September 30, 2008 from $156.9 million at December 31, 2007. The increase in total assets was due primarily to increases in securities and in our loan portfolio, offset by a decrease in cash and cash equivalents.  Securities increased by $5.8 million at September 30, 2008 from none at December 31, 2007, while our loan portfolio increased $10.1 million since December 31, 2007.  This increase was offset by a $12.0 million decrease in cash and cash equivalents.  The increase in total assets was funded by an increase in our certificates of deposits.

    Loans.  Our loan portfolio increased $10.1 million, to $135.7 million at September 30, 2008 from $125.6 million at December 31, 2007.  Our one-to-four family real estate mortgage loans increased $13.4 million, home equity loans increased $0.8 million, and other secured loans increased $2.8 million.  These increases were offset by a decrease in automobile loans of $4.9 million, and a decrease in credit card and unsecured loans of $1.5 million. The decrease in automobile and credit card and unsecured loans was primarily due to a combination of more stringent underwriting policies and a greater emphasis on providing mortgage lending.

    Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that have been estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our estimate of probable incurred credit losses in our loan portfolio.

    Our methodology for analyzing the allowance for loan losses consists of specific and general components.  We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors.  The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.  A separate valuation of known losses for individual impaired large-balance, non-homogeneous loans is also established. Impaired loans are loans that we believe are probable of not being paid in accordance with the loan agreement.  The allowance for loan losses on individually analyzed loans includes one- to four-family and consumer loans, where management has concerns about the borrower’s ability to repay.  Loss estimates include the difference between the estimated current fair value of the collateral and the loan amount due.

    Our allowance for loan losses at September 30, 2008 was $1.55 million or 1.14% of net loans receivable, compared to $1.4 million or 1.12% of net loans receivable at December 31, 2007.  Non-performing loans increased to $1.9 million at September 30, 2008 from $1.4 million at December 31, 2007.  Non-performing loans to total loans increased to 1.43% at September 30, 2008 from 1.10% at December 31, 2007.

    Deposits.  Total deposits increased $3.9 million to $141.5 million at September 30, 2008 from $137.6 million at December 31, 2007.  This increase was due primarily to a $6.0 million or 8.8% increase in certificate of deposit accounts offset by decreases in savings and noninterest bearing deposit accounts.  The increase in our certificate accounts was the result of paying more competitive interest rates and our recent access to the general public for deposits as we had no field of membership limitation since our conversion to a thrift charter.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

As of September 30, 2008, the Bank had $2.2 million in advances for stock subscriptions which will earn 0.75% and be returned to the subscriber if the stock transaction is not successful.

    Equity.  Total equity decreased $0.8 million to $17.0 million at September 30, 2008 or 10.50% of total assets, from $17.8 million at December 31, 2007.  This decrease was solely due to the net operating loss for the nine months ended September 30, 2008.

Comparison of Results of Operation for the Three Months Ended September 30, 2008 and 2007

    General.  Net loss for the three months ended September 30, 2008 was $218,000 compared to net earnings of $373,000 for the three months ended September 30, 2007.  The (loss)/earnings represent an annualized return on average assets of (0.55) % for the three months ended September 30, 2008 and 1.06% for the three months ended September 30, 2007.  The decrease in net earnings was due primarily to a decrease in our income tax benefit and our interest-rate spread.  The income tax benefit decreased to $131,000 for the three months ended September 30, 2008, from $429,000 for the three months ended September 30, 2007.  The average yield on assets decreased to 6.18% for the three months ended September 30, 2008 from 6.91% for the three months ended September 30, 2007.  This decline was expected due to a change in emphasis from higher risk and higher rate consumer automobile and unsecured lending to lower risk and lower yielding single-family mortgage lending.  This was partially offset due to the average cost of liabilities decreasing to 3.17% for the three months ended September 30, 2008 from 3.25% for the three months ended September 30, 2007, primarily due to the lower cost of certificate of deposit accounts.

    Net Interest Income.  Net interest income decreased $103,000, or 7.2%, to $1.3 million for the three months ended September 30, 2008 from $1.4 million for the same period in 2007, as the increase in the average balance of our loan portfolio was just enough to offset the lower rates we were earning on our loans, but not enough to cover the increase cost due to the volume of our deposits.  Our interest rate spread decreased to 3.01% for the three months ended September 30, 2008 from 3.65% for the same period in 2007, while our average net interest margin declined to 3.56% at September 30, 2008 from 4.09% at September 30, 2007.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.85% at September 30, 2008, from 126.26% as of September 30, 2007.

    Interest Income. Interest income for the three months ended September 30, 2008 increased $23,000 to $2.3 million compared to the same period ended September 30, 2007.  While total interest income increased slightly, the yield on loans decreased to 6.42% for the three months ended September 30, 2008 from 7.06% for the three months ended September 30, 2007, primarily the result of emphasizing lower yielding and lower risk mortgage loan products.   The yield on other interest-earning assets decreased to 4.06% for the three months ended September 30, 2008 from 4.59% for the three months ended September 30, 2007, primarily the result of lower rates on other interest-bearing assets.  The overall yield on average earning assets decreased to 6.18% from 6.91% for the same period due to lower yielding loans and federal funds sold.

    Interest Expense. Interest expense for the three months ended September 30, 2008 was $975,000 compared to $849,000 for the same period in 2007, an increase of $126,000.  The increase was primarily the result of an increase in the average balance of certificate accounts, offset by a decrease in the average rate of certificate accounts.  Average certificate accounts increased to $74.3 million for the three month period ended September 30, 2008 from $53.9 million for the same period in 2007 and the average rate paid on certificates decreased to 4.39% from 5.00% due to the lower rate environment.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

 Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral,  prevailing economic conditions, and current factors.

Based on management’s evaluation of these factors, the provision for loan losses was $195,000 for the three months ended September 30, 2008 and $150,000 for the same period in 2007.  Net charge-offs for the three months ended September 30, 2008 were $127,000 compared to $193,000 for the three month period ended September 30, 2007.  For the third quarter of 2008, net charge-offs consisted of $65,000 for credit card and unsecured loans, $12,000 for one-to-four family mortgage loans, $67,000 for automobile loans, less a $17,000 recovery for home equity loans.  For the same period in 2007, net charge-offs consisted of $131,000 for automobile loans, and $62,000 for credit card and unsecured loans.
Non-performing loans to total loans at September 30, 2008 were 1.43% compared to 0.22% at September 30, 2007. The allowance for loan losses to net loans receivable was 1.14% at September 30, 2008 compared to 1.07% at September 30, 2007.

    Noninterest Income. Noninterest income for the three months ended September 30, 2008 declined $44,000 to $561,000 compared to $605,000 for the same period in 2007.  Loan fees and service charges on deposit accounts decreased by $20,000 and $24,000, respectively, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 due to a reduction in our fee schedule and the number of demand accounts.

    Noninterest Expense. Noninterest expense for the three months ended September 30, 2008 increased $101,000 to $2.0 million compared to the same period in 2007.  The largest increases occurred in salaries and employee benefits and occupancy and equipment costs.  Salaries and employee benefits increased due to normal merit pay increases as well as increased insurance costs, and occupancy and equipment costs increased due to increased rent and utilities.  This was offset by decreases in other noninterest expense.  The number of full-time equivalent employees at September 30, 2008 was 72, compared to 80 as of September 30, 2007.

Federal deposit insurance premiums during the three months ended September 30, 2008 totaled $25,720, compared none for the same period in 2007. The bank did not begin paying federal deposit insurance premiums until December 2007.  These premiums are expected to increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for Federal Deposit Insurance Corporation assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The Federal Deposit Insurance Corporation has proposed increasing the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.  The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

    Income Taxes. As a result of our charter conversion to a mutual savings bank on July 1, 2007, we became a for-profit, taxable organization.  Pursuant to FASB 109, when an enterprise’s tax status changes from nontaxable to taxable or from taxable to nontaxable, a deferred tax asset or liability is recognized for temporary differences at the date that a nontaxable enterprise becomes a taxable enterprise.  On July 1, 2007, a deferred tax asset was recorded in the amount of $408,000 as a result of timing differences.  Beginning July 1, 2007, our earnings as a savings bank were subject to federal and state income taxes at a combined rate of 37.6%.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

For the three months ended September 30, 2008, we recorded an income tax benefit of $131,000 on a before tax loss of $349,000.  For the three months ended September 30, 2007, we recorded an income tax benefit of $429,000 ($408,000 of which was for timing differences as discussed above) on a before tax loss of $56,000.

Comparison of Results of Operation for the Nine Months Ended September 30, 2008 and 2007

General.  Net loss for the nine months ended September 30, 2008 was $777,000 compared to net earnings of $542,000 for the nine months ended September 30, 2007.  The earnings/(loss) represent an annualized return on average assets of (0.65) % for the nine months ended September 30, 2008 and 0.53% for the nine months ended September 30, 2007.  The decrease in net earnings was due primarily to a decrease in our average yield on assets, a decrease in noninterest income and an slight increase in our noninterest expenses.  The average yield on assets decreased to 5.98% for the nine months ended September 30, 2008 from 6.99% for the nine months ended September 30, 2007.  This decline was expected due to a change in emphasis from higher risk and higher rate consumer automobile and unsecured lending to lower risk and lower yielding single-family mortgage lending.  In addition the average cost of liabilities increased to 3.32% for the nine months ended September 30, 2008 from 2.98% for the nine months ended September 30, 2007, primarily due to the higher volume and cost of certificate of deposit accounts.

Net Interest Income.  Net interest income decreased $840,000, or 18.7%, to $3.7 million for the nine months ended September 30, 2008 from $4.5 million for the same period in 2007.  While the increase in the average balance of our loan portfolio was just enough to offset the lower rates we were earning on our loans, it was not enough to cover the increased cost due to the volume of our deposits.  Our interest rate spread decreased to 2.66% for the nine months ended September 30, 2008 from 4.01% for the same period in 2007, while our average net interest margin declined to 3.56% at September 30, 2008 from 4.09% at September 30, 2007.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 121.46% for the nine month period ended September 30, 2008, from 127.92% for the same period ended September 30, 2007.

Interest Income.  Interest income for the nine months ended September 30, 2008 remained stable compared to same period ended September 30, 2007.  While the total interest income remained relatively stable, the yield on loans decreased to 6.46% for the nine months ended September 30, 2008 from 7.10% for the nine months ended September 30, 2007, primarily the result of emphasizing lower yielding and lower risk mortgage loan products.   In addition, the yield on other interest-earning assets decreased to 3.08% for the nine months ended September 30, 2008 from 5.23% for the nine months ended September 30, 2007, primarily the result of lower rates on other interest-bearing assets.  The overall yield on average earning assets decreased to 5.98% from 6.99% for the same period due to lower yielding loans and federal funds sold.

Interest Expense. Interest expense for the nine months ended September 30, 2008 was $3.1 million compared to $2.3 million for the same period in 2007, an increase of $0.8 million.  The increase was primarily the result of an increase in the average balance of certificate accounts.  Average certificate accounts increased to $74.3 million for the nine month period ended September 30, 2008 from $48.2 million for the same period in 2007 and the average rate paid on certificates decreased to 4.65% from 4.75% due to the lower rate environment.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Provision for Loan Losses.  For the nine months ended September 30, 2008 the provision for loan losses was $631,000 and $525,000 for the same period in 2007.   Net charge-offs for the nine months ended September 30, 2008 were $502,000 compared to $726,000 for the nine month period ended September 30, 2007. For the nine months ended September 30, 2008, net charge-offs consisted of $264,000 for credit card and unsecured loans, $46,000 for one- to four-family mortgage loans, $183,000 for automobile loans, $5,000 for home equity loans and $4,000 for other secured consumer loans.  For the same period in 2007, net charge-offs consisted of $397,000 for automobile loans, $84,000 for home equity loans and $245,000 for credit card and unsecured loans.

Noninterest Income. Noninterest income for the nine months ended September 30, 2008 declined $248,000 to $1.6 million compared to $1.9 million for the same period in 2007.  Loan fees and service charges on deposit accounts decreased by $88,000 and $160,000, respectively, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 due to a reduction in our fee schedule and the number of demand accounts.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2008 was $5.9 million, compared to $5.7 million for the same period in 2007.  The largest increases occurred in salaries and employee benefits and occupancy and equipment costs.  Salaries and employee benefits increased due to normal merit pay increases as well as increased insurance costs, and occupancy and equipment costs increased due to increased rent and utilities.  This was offset by decreases in other noninterest expense.

Income Taxes. For the nine months ended September 30, 2008, we recorded an income tax benefit of $468,000 on a before tax loss of $1.2 million.  Had our total earnings in 2007 been subject to income taxes, we would have recorded tax expense of $43,000 and our net earnings after income taxes would have been $70,000.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2008 and the year ended December 31, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at September 30, 2008, is as follows (in thousands):

Off-balance sheet loan commitments:
Commitments to make loans	$1,144
Unused lines of credit	12,523
Total loan commitments	$13,667

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Capital

Sunshine Savings Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at September 30, 2008, Sunshine Savings Bank exceeded these requirements as of that date and continues to exceed them as of the date of this report.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a "well-capitalized" status under the capital categories of the OTS.  Based on capital levels at September 30, 2008, Sunshine Savings Bank was considered to be well-capitalized.  In addition, as part of our conversion to a federally-chartered savings bank, Sunshine Savings Bank is required to maintain a minimum Tier I capital to total assets ratio of no less than 8% for three years of operation.

The following table sets forth our regulatory capital ratios at September 30, 2008:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Core capital (to total adjusted assets)	$15,732	9.79%	$6,430	4.00%	$ 8,038	5.00%
Core capital (to risk-weighted assets)	$15,732	14.75%	$6,401	6.00%	$ 6,401	6.00%
Risked-based capital (to risk-weighted assets)	$17,067	16.00%	$8,535	8.00%	$10,668	10.00%

The capital expected to be raised in our pending offering, while less than the $6.1 million to $9.9 million of net proceeds initial anticipated, will still significantly increase our regulatory capital levels and ratios.  Based upon our existing capital, and the capital to be raised in our pending offering, we believe that we will have sufficient capital to carry out our proposed business plan for at least the next year and to meet any applicable regulatory capital requirements during that period.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

Item 4T.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: November 14, 2008	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2008	By:	/s/ Scott A. Swain
Scott A. Swain
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Reference to Prior
Filing or Exhibit No.
Exhibits:		Attached Hereto

2.0	Plan of Reorganization and Stock Issuance	*

3.1	Charter for Sunshine Financial, Inc.	**

3.2	Bylaws of Sunshine Financial, Inc.	**

4.0	Form of Stock Certificate of Sunshine Financial, Inc.	**

10.1	Form of Employment Agreement entered into with Louis O. Davis	**

10.2	Director Fee Arrangements	**

14.	Code of Business Conduct and Ethics	+

15	Letter on unaudited interim financial information	None

18	Letter re change in accounting principles	None

19	Reports furnished to security holders	None

20	Other documents to security holders or incorporated by reference	None

22	Published report on matters submitted for shareholder vote	None

23	Consents	None

24	Power of Attorney	None

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2

32	Section 1350 Certification	32

*	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company’s Form S–1 registration statement filed on July 8, 2008 (File No. 333–151131) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to the Company’s Form S-1 registration statement filed on May 23, 2008 (File No. 333–151131) pursuant to Section 5 of the Securities Act of 1933.
+	Company is in formation and will not be chartered until the closing of its stock offering. It will adopt a Code of Conduct and Ethics at its organization.